Form 10-Q
period 2001-06-30
INTEGRA BANK N A
filed 2001-08-14
CIK 275802

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2001.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to                       .
                               ----------------------    ----------------------

Commission file number:  0-13585


                            INTEGRA BANK CORPORATION
             (Exact name of registrant as specified in its charter)

             INDIANA                                            35-1632155
   (State or other jurisdiction                                (IRS Employee
 of incorporation or organization)                           Identification No.)

    PO BOX 868, EVANSVILLE, INDIANA                              47705-0868
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (812) 464-9677


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                  OUTSTANDING AT AUGUST 1, 2001
(Common stock, $1.00 Stated Value)                          17,385,136

                            INTEGRA BANK CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                                      PAGE NO.
Item 1.  Unaudited Financial Statements

         Condensed consolidated statements of financial position-
         June 30, 2001, December 31, 2000, and June 30, 2000                              3

         Condensed consolidated statements of income-
         Three months and six months ended June 30, 2001 and 2000                         4

         Condensed consolidated statements of comprehensive income-
         Three months and six months ended June 30, 2001 and 2000                         6

         Condensed consolidated statements of cash flows-
         Six months ended June 30, 2001 and 2000                                          7

         Notes to condensed consolidated financial statements                             9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                             13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      18


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                               19

Item 2.  Changes In Securities and Use of Proceeds                                       19

Item 3.  Defaults Upon Senior Securities                                                 19

Item 4.  Submissions of Matters to a Vote of Security Holders                            19

Item 5.  Other Information                                                               19

Item 6.  Exhibits  and Reports on Form 8-K                                               19

Signatures                                                                               19

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS



                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (In thousands, except for share data)


                                                                              June 30,        December 31,        June 30,
                                                                                2001             2000               2000
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                       $ 79,102          $ 73,934          $ 50,092
Federal funds sold and other short-term investments                            360,976           164,329             3,876
--------------------------------------------------------------------------------------------------------------------------
     Total cash and cash equivalents                                           440,078           238,263            53,968
Securities available for sale                                                  914,479           997,494           641,942
Loans, net of unearned income                                                1,773,326         1,689,290         1,660,372
Less:  Allowance for loan losses                                               (27,748)          (25,264)          (25,158)
--------------------------------------------------------------------------------------------------------------------------
     Net loans                                                               1,745,578         1,664,026         1,635,214
Premises and equipment                                                          52,441            49,390            45,796
Intangible assets                                                               64,666            55,012            34,685
Other assets                                                                    67,315            64,633            56,594
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $ 3,284,557       $ 3,068,818       $ 2,468,199
==========================================================================================================================
LIABILITIES
Deposits:
     Non-interest-bearing demand                                             $ 199,258         $ 199,226         $ 184,898
     Interest-bearing:
         Savings, interest checking and money market accounts                  724,642           609,144           540,327
         Time deposits of $100,000 or more                                     352,445           345,367           277,020
         Other interest-bearing                                                842,369           717,299           632,952
--------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                          2,118,714         1,871,036         1,635,197
Short-term borrowings                                                          253,283           383,735           243,015
Other borrowings                                                               605,450           540,504           304,457
Guaranteed preferred beneficial interests
     in the Corporation's subordinated debentures                               34,500            34,500            34,500
Other liabilities                                                               26,632            33,526            21,502
--------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                       3,038,579         2,863,301         2,238,671
--------------------------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities                                             --               --                 --

SHAREHOLDERS' EQUITY
Preferred stock-1,000,000 shares authorized
     None outstanding
Common stock - $1.00 stated value:
     Shares authorized - 29,000,000
     Shares outstanding - 17,396,036, 15,880,999 and
         17,369,478, respectively                                               17,396            15,881            17,369
Capital surplus                                                                128,346            99,497           135,305
Retained earnings                                                               93,738            86,990            79,661
Unearned compensation                                                             (331)                -                 -
Accumulated other comprehensive income (loss)                                    6,829             3,149            (2,807)
--------------------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                245,978           205,517           229,528
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 3,284,557       $ 3,068,818       $ 2,468,199
==========================================================================================================================


                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except for share data)


                                                                 Three Months Ended       Six Months Ended
                                                                       June 30,                June 30,
-------------------------------------------------------------------------------------------------------------
                                                                  2001       2000         2001        2000
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans:
        Taxable                                                 $37,349     $37,305    $ 75,466     $73,816
        Tax-exempt                                                  629         323         893         624
Interest and dividends on securities:
        Taxable                                                  13,139       6,969      28,775       9,851
        Tax-exempt                                                1,859       2,123       3,740       4,511
Interest on federal funds sold and other investments              4,252         212       7,581         396
-------------------------------------------------------------------------------------------------------------
        Total interest income                                    57,228      46,932     116,455      89,198

INTEREST EXPENSE
Interest on deposits                                             22,663      16,290      45,958      32,592
Interest on short-term borrowings                                 2,854       2,272       6,841       3,021
Interest on other borrowings                                     10,127       5,208      19,893       8,442
-------------------------------------------------------------------------------------------------------------
        Total interest expense                                   35,644      23,770      72,692      44,055

NET INTEREST INCOME                                              21,584      23,162      43,763      45,143
Provision for loan losses                                         1,695         863       3,390       1,913
-------------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses      19,889      22,299      40,373      43,230
-------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Trust income                                                        577         564       1,152       1,108
Service charges on deposit accounts                               2,374       1,970       4,531       3,754
Other service charges and fees                                    2,456       1,204       3,923       2,344
Net securities gains                                              3,404         546       5,401         509
Other                                                             1,283          93       2,650       2,072
-------------------------------------------------------------------------------------------------------------
        Total non-interest income                                10,094       4,377      17,657       9,787

NON-INTEREST EXPENSE
Salaries and benefits                                             9,234       7,638      18,306      15,490
Occupancy expense                                                 1,117         908       2,254       1,812
Equipment expense                                                 1,266       1,063       2,291       1,996
Amortization of intangible assets                                 1,196         850       2,269       1,740
Other                                                             5,865       4,816      11,674       9,069
-------------------------------------------------------------------------------------------------------------
        Total non-interest expense                               18,678      15,275      36,794      30,107
-------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of
accounting change                                                11,305      11,401      21,236      22,910
Income taxes                                                      3,222       3,603       6,023       7,230
-------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change              8,083       7,798      15,213      15,680
Cumulative effect of accounting change, net of tax                 --          --          (273)        --
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $ 8,083     $ 7,798    $ 14,940     $15,680
=============================================================================================================



                 Unaudited Condensed Consolidated Statements of
                       Income are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                      (In thousands, except for share data)


                                                                 Three Months Ended                   Six Months Ended
                                                                       June 30,                           June 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                               2001              2000               2001             2000
--------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
  Basic:
    Income before cumulative effect of accounting change    $      0.46       $      0.45       $      0.88       $      0.90
    Cumulative effect of accounting change, net of tax               -                 -              (0.01)               -
--------------------------------------------------------------------------------------------------------------------------------
    Net Income                                              $      0.46       $      0.45       $      0.87       $      0.90
================================================================================================================================
  Diluted:
    Income before cumulative effect of accounting change    $      0.46       $      0.45       $      0.88       $      0.90
    Cumulative effect of accounting change, net of tax .             -                 -              (0.01)               -
--------------------------------------------------------------------------------------------------------------------------------
    Net Income                                              $      0.46       $      0.45       $      0.87       $      0.90
================================================================================================================================
Weighted average shares outstanding:
  Basic                                                      17,396,036        17,413,209        17,131,345        17,452,656
  Diluted                                                    17,414,889        17,425,766        17,155,616        17,475,963



                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                Three Months Ended            Six Months Ended
                                                     June 30,                     June 30,
--------------------------------------------------------------------------------------------------
                                                2001          2000          2001           2000
--------------------------------------------------------------------------------------------------
Net income                                    $  8,083      $  7,798     $   14,940      $ 15,680
Other comprehensive income, net of tax:
   Unrealized gain (loss) arising in period       (633)         (762)         6,892          (660)
   Reclassification of realized amounts         (2,025)         (328)        (3,212)         (305)
--------------------------------------------------------------------------------------------------
Net unrealized gain (loss), recognized
   in other comprehensive income                (2,658)       (1,090)         3,680          (965)
--------------------------------------------------------------------------------------------------
Comprehensive income                          $  5,425      $  6,708     $   18,620      $ 14,715
==================================================================================================






                  The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)


                                                                 Six Months Ended
                                                                     June 30,
                                                                2001           2000
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $  14,940      $  15,680
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Federal Home Loan Bank stock dividends                            (143)          (184)
 Amortization and depreciation                                    6,418          3,888
 Amortization of unearned stock compensation                         36              -
 Provision for loan losses                                        3,390          1,913
 Securities gains                                                (5,401)          (509)
 (Gain) loss on sale of premises and equipment                       17            (29)
 Loss on sale of other real estate owned                             18             78
 Loss on low-income housing investments                             346              -
 Increase in cash surrender value of life insurance                (728)             -
 (Increase) decrease in other assets                              3,464        (17,549)
 Increase (decrease) in other liabilities                       (12,155)         2,181
--------------------------------------------------------------------------------------
  Net cash flows provided by operating activities                10,202          5,469
--------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale       382,453         35,478
Proceeds from sales of securities available for sale            578,181         55,670
Purchase of securities available for sale                      (767,731)      (401,957)
Decrease in loans made to customers                              72,849         38,372
Purchase of premises and equipment                               (1,826)        (3,211)
Proceeds from sale of premises and equipment                         16          1,036
Proceeds from sale of other real estate owned                       681            869
Net cash and cash equivalents from acquisition                   22,769              -
--------------------------------------------------------------------------------------
  Net cash flows provided by (used in) investing activities     287,392       (273,743)
--------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                           (275)       (59,464)
Net proceeds (payments) on short-term borrowings               (141,228)       153,026
Proceeds from other borrowings                                   60,247        265,150
Payments on other borrowings                                     (6,435)       (99,064)
Dividends paid                                                   (7,995)        (7,352)
Repurchase of common stock                                         (240)        (4,600)
Proceeds from exercise of stock options                             147            863
--------------------------------------------------------------------------------------
  Net cash flows provided by (used in) financing activities     (95,779)       248,559
--------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            201,815        (19,715)
--------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                238,263         73,683
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $ 440,078      $  53,968
======================================================================================

Unaudited Condensed Consolidated Statements of Cash Flows are continued on next page.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                 (In thousands)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                2001           2000
-----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Change in allowance for unrealized loss on securities available for sale     $   6,186      $   235
Change in deferred taxes attributable to securities available for sale          (2,507)        (110)
Other real estate acquired in settlement of loans                                2,157          485

Purchase of subsidiaries:
-----------------------------------------------------------------------------------------------------
Assets acquired:
     Securities                                                              $  99,991
     Loans                                                                     159,948
     Premises and equipment                                                      3,368
     Other assets                                                                5,170
Liabilities assumed:
     Deposits                                                                 (247,953)
     Short-term borrowings                                                     (10,776)
     Other borrowings                                                          (11,134)
     Other liabilities                                                          (2,557)
Shareholders Equity                                                            (18,826)
-----------------------------------------------------------------------------------------------------
       Net cash and cash equivalents from acquisition                        $  22,769
=====================================================================================================


                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                    INTEGRA BANK CORPORATION AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except for share data)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Integra Bank Corporation and its subsidiaries (the "Corporation"). At June 30, 2001, the Corporation's subsidiaries consisted of a commercial bank, a property management company, and a Delaware statutory business trust. All significant intercompany transactions are eliminated in consolidation.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the financial statements are unaudited, they do reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations, and cash flow for the interim periods. All such adjustments are of a normal recurring nature. Pursuant to SEC rules, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The accompanying financial statements and notes thereto, should be read in conjunction with the Corporation's financial statements and notes for the year ended December 31, 2000, included in the Corporation's Annual Report on Form 10-K filed with the SEC.

Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

RECENT ACCOUNTING PRONOUNCEMENTS:

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 established a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. Upon the statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed, and documented pursuant to the provisions of SFAS 133. In accordance with the transition provisions of SFAS No. 133, the Corporation recorded a net-of-tax cumulative-effect-type transaction loss of $273 to recognize excess of carrying value over the fair value of all interest rate caps.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued in September 2000 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The statement supersedes SFAS No. 125, although it retains most of SFAS No. 125's provisions without modification. SFAS No. 140 is effective for transactions occurring after March 31, 2001 and did not have a material effect on the Corporation's results of operations, financial position or liquidity. Disclosure regarding securitizations is effective for all fiscal years ending after December 15, 2000.

BUSINESS COMBINATIONS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations", which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company will apply the provisions of FAS 141 to any future business combinations.

GOODWILL AND OTHER INTANGIBLE ASSETS

In addition, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets", which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, FAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 142 is effective for the Company beginning on January 1, 2002. Upon adoption, the Company will be required to perform a transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. The impact of the adoption of FAS 142 on the Company's results of operations for all periods beginning on or after January 1, 2002 will be to eliminate amortization of goodwill. Management of the Company has not performed a transitional impairment test under FAS 142 and accordingly cannot estimate the impact of the adoption of FAS 142 as of January 1, 2002.

NOTE 2.  BUSINESS COMBINATIONS

On January 31, 2001, the Corporation issued 1,499,967 shares of common stock, valued at $30,090, in exchange for all of the outstanding shares of Webster Bancorp, Inc., parent company for West Kentucky Bank, headquartered in Madisonville, Kentucky. At December 31, 2000, West Kentucky Bank had total assets and shareholders' equity of $293,906 and $19,749, respectively. Goodwill from the acquisition of approximately $11,264 is being amortized on a straight-line basis over 25 years. The acquisition was accounted for under the purchase method of accounting, and accordingly, the consolidated financial statements include the assets and liabilities and results of operations from the acquisition date forward. Pro forma disclosures of the effects of this acquisition have not been presented as the amounts involved in this transaction were not material to the Corporation's financial results.

On November 16, 2000, the Corporation acquired four banking offices in Bowling Green and Franklin, Kentucky with approximately $99,000 in loans and assumed deposit liabilities of approximately $165,000 from AmSouth Bank. Intangible assets of approximately $22,025 are being amortized over periods up to 25 years. The acquisition was accounted for under the purchase method of accounting, and accordingly, the consolidated financial statements include the assets and liabilities and results of operations from the acquisition date forward. Pro forma disclosure of prior period operating results is not presented as the information is not available.

NOTE 3.  EARNINGS PER SHARE

The calculation of earnings per share as of June 30 is summarized as follows with dollars in thousands except per share data:

                                               Three Months Ended                 Six Months Ended
                                                    June 30,                          June 30,
                                          ----------------------------      ----------------------------
                                              2001            2000             2001             2000
--------------------------------------------------------------------------------------------------------
Net income                                $     8,083      $     7,798      $    14,940      $    15,680
Weighted average shares outstanding:
    Basic                                  17,396,036       17,413,209       17,131,345       17,452,656
    Diluted                                17,414,889       17,425,766       17,155,616       17,475,963

Earnings per share-Basic                  $      0.46      $      0.45      $      0.87      $      0.90
    Effect of stock options                         -                -                -                -
--------------------------------------------------------------------------------------------------------
Earnings per share-Diluted                $      0.46      $      0.45      $      0.87      $      0.90
========================================================================================================

NOTE 4. SECURITIES

At June 30, 2001 and December 31, 2000, the carrying value of securities pledged to secure public deposits, trust funds and short-term borrowings was $209,463 and $586,196, respectively. Of the amount pledged by the Corporation at June 30, 2001 and December 31, 2000, $10,000 and $157,840, respectively, represents encumbered securities for which the secured party has the right to sell or repledge.

NOTE 5. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S SUBORDINATED DEBENTURES

During July 2001, the Corporation issued $18 million of Floating Rate Capital Securities as a participant in a Pooled Trust Preferred Fund through a subsidiary, IBNK Capital Trust II. The trust preferred securities have a liquidation amount of $1,000 per security with a variable per annum rate equal to six-month LIBOR plus 3.75% with interest payable semi-annually. The issue will mature in 30 years. Costs associated with the issuance of the securities totaling $581 were capitalized and are being amortized through the maturity date of the securities.

NOTE 6. SHAREHOLDERS' EQUITY

On July 18, 2001, the Corporation announced it has adopted a Shareholder Rights Plan. Under the Plan, rights were distributed at the rate of one right for each common share of the Company held by shareholders of record as of the close of business on July 30, 2001. Initially, each right will entitle shareholders to buy one one-hundredth of a share of preferred stock at a purchase price of $75.00.

The rights generally will be exercisable only if a person or group acquires 15% or more of the Company's common shares or commences a tender or exchange offer which, upon consummation, would result in a person or group owning 15% or more of the Company's common shares. In such event, each right not owned by such person or group will entitle its holder to purchase at the then current purchase price, common shares (or their equivalent) having a value of twice the purchase price. Under certain circumstances, the rights are exchangeable for common shares of the Company or are redeemable at a price of one cent per right. The rights will expire on July 18, 2011.

The Corporation announced on July 18, 2001 that it has approved a stock buy-back program to purchase through July 18, 2002, up to 5% of the outstanding shares of the Corporation's common stock. The shares of common stock purchased shall be used to fund future stock dividends, awards under stock-based compensation programs and other corporate uses.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Corporation and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Corporation and its subsidiaries.

The Corporation has guaranteed the debt of subsidiaries totaling $16,064. At June 30, 2001, the Corporation was not in compliance with a financial covenant requiring that the Corporation maintain, on a consolidated basis, a return on average assets ratio in excess of 1.00%. The Corporation has requested a waiver of this covenant and the Corporation has additional sources of cash to refinance the debt if a waiver cannot be obtained.

In the normal course of business, there are various other outstanding commitments and contingent liabilities which are not reflected in the accompanying financial statements. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for other instruments.

The following table reflects commitments and contingent liabilities not reflected in the financial statements:


                                 June 30, 2001   December 31, 2000        June 30, 2000
----------------------------------------------------------------------------------------
Standby letters of credit           $ 33,797         $ 11,243                $ 15,201
Commitments to extend credit         287,075          269,149                 317,258

NOTE 8. INTEREST RATE CONTRACTS

At June 30, 2001 and December 31, 2000, the notional value of the interest rate caps was $175,000 and $200,000, respectively. The caps are indexed to LIBOR with contract strike prices of 7% and mature prior to 2003. The caps had a carrying value of $3 and $527 at June 30, 2001 and December 31, 2000, respectively. Premiums paid for caps are recorded on the balance sheet at market value with valuation changes recorded as operating income or expense. Interest expense is reduced on a current basis as amounts are earned from counterparties when the index rate exceeds the rate contractually specified in the cap agreements.

NOTE 9. SEGMENT INFORMATION

The Corporation operates only one major line of business, Banking. Banking services include various types of deposit accounts; safe deposit boxes; automated teller machines; consumer, mortgage and commercial lending; letters of credit; and complete personal and corporate trust services. The Corporation evaluates performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses.

Six months ended June 30,2001                                        Banking          Other        Eliminations       Total
------------------------------------------------------------------------------------------------------------------------------------
 Interest income                                                    $  116,200     $    2,029      $   (1,774)     $  116,455
 Interest expense                                                       70,381          4,084          (1,773)         72,692
------------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                    45,819         (2,055)             (1)         43,763
 Provision for loan losses                                               3,390             --              --           3,390
 Other income                                                           17,686         16,570         (16,599)         17,657
 Other expense                                                          36,410            414             (30)         36,794
------------------------------------------------------------------------------------------------------------------------------------
 Income before taxes and cumulative effect of accounting change     $   23,705     $   14,101      $  (16,570)     $   21,236
====================================================================================================================================

 Other segment information:
     Segment assets at June 30,2001                                 $3,276,561     $  352,152      $ (344,156)     $3,284,557
====================================================================================================================================


Six months ended June 30, 2000                                         Banking          Other      Eliminations         Total
------------------------------------------------------------------------------------------------------------------------------------
 Interest income                                                    $   90,579     $    2,242      $   (3,623)     $   89,198
 Interest expense                                                       44,331          3,346          (3,622)         44,055
------------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                    46,248         (1,104)             (1)         45,143
 Provision for loan losses                                               1,913             --              --           1,913
 Other income                                                            9,735         23,284         (23,232)          9,787
 Other expense                                                          28,438          7,615          (5,946)         30,107
------------------------------------------------------------------------------------------------------------------------------------
 Income before taxes                                                $   25,632     $   14,565      $  (17,287)     $   22,910
====================================================================================================================================
 Other segment information:
     Segment assets at June 30,2000                                 $2,536,224     $  312,782      $ (380,807)     $2,468,199
====================================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands except for share data)

INTRODUCTION

The discussion and analysis which follows is presented to assist in the understanding and evaluation of the financial condition and results of operations of Integra Bank Corporation and its subsidiaries as presented in the preceding condensed consolidated financial statements and related notes. The text of this review is supplemented with various financial data and statistics.

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: management's ability to effectively implement the Corporation's strategic plan; general, regional and local economic conditions which may affect interest rates and net interest income; credit risks and risks from concentrations (geographic and by industry) within the loan portfolio; changes in regulations affecting financial institutions; and competition.

OVERVIEW

Net income for the six months ended June 30, 2001 was $14,940 compared to $15,680 for the same period of 2000. Earnings per share, on a diluted basis were $0.87 for the first half of 2001 compared to $0.90 in 2000. Effective January 1, 2001, the Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with the transition provisions of SFAS No. 133, the Corporation recorded a cumulative-effect-type transaction loss, net of tax, of $273, or $.01 per diluted share, to recognize excess of carrying value over the fair value of all interest rate caps. Excluding the cumulative effect of accounting change, net income was $15,213, or $.88 per diluted share, for the six months ended June 30, 2001.

Net income for the quarter ended June 30, 2001 was $8,083 compared to $7,798 in the second quarter of 2000. Earnings per share, on a diluted basis were $0.46 for the second quarter of 2001 compared to $0.45 in 2000.

The results for the six months ended June 30, 2001 include the results of the November 2000 purchase of branches in Bowling Green/Franklin, Kentucky and the January 31, 2001 purchase of Webster Bancorp, Inc. Net interest income decreased $1,380, or 3%, over the first six months of 2000. Growth in average earning assets of $828,476, or 37.3%, was offset by a decline in the net interest margin to 3.00% for the first half of 2001 from 4.48% for the first half of 2000. Provision for losses was $3,390 for the six months ended June 30, 2001 compared to $1,913 for the same period one year ago. Non-interest income increased $7,870, or 80.4%, from the first six months of 2000 while non-interest expenses increased $6,687, or 22.2%, for the same period.

Annualized returns on average assets and equity for the first half of 2001 were 0.91% and 12.82%, respectively, compared with 1.37% and 13.85% in the same period of 2000.

NET INTEREST INCOME

Net interest income was $21,584 for the three months ended June 30, 2001 compared with $23,162 for the same period in 2000. The growth in average earning assets of 40.2% in the second quarter of 2001 compared to the same period one year ago was offset by a decline in the net interest margin resulting in the decrease in net interest income.

The net interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis (FTE) by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Corporation. The annualized net interest margin was 2.92% and 4.40%, respectively, for the three months ended June 30, 2001 and 2000. Average earning assets for the three months ended June 30, 2001 increased to $3,142,677 from $2,241,182 for the same period in 2000. The increase was due in part to the acquisitions of Webster Bancorp and the AmSouth branches and a leverage program initiated by the Corporation during 2000. Average loans increased $97,127 to $1,793,125 for the second quarter of 2001 compared to 2000 and represented 57.1% of earning assets compared to 75.7% in 2000. The Webster Bancorp acquisition accounted for approximately $152,000 of this increase. Average investment securities increased $447,371 during the three months ended June 30, 2001 compared to 2000 and represented 31.2% and 23.9% of earning assets for similar periods of 2001 and 2000, respectively. This shift in earning asset mix is primarily the result of various investment alternatives initiated during 2000 to better employ capital and enhance revenues while maintaining conservative interest rate and credit risk exposure.

For the six months ended June 30, 2001, net interest income was $43,763 compared to $45,143 for the same period in 2000. Earning assets averaged $3,097,874 for the first half of 2001 compared to $2,155,240 for the same period one year ago. The net interest margin for the six months ended June 30, 2001 decreased 148 basis points from 4.48% in 2000 to 3.00% in 2001.

Net Interest Margin Analysis
-------------------------------------------------------------------------------

                                                             Three Months Ended
                                                        June 30,  March 31,  June 30,
                                                          2001      2001      2000
Yields (FTE)
   Loans                                                  8.56%     8.79%     8.98%
   Securities                                             6.52      7.22      7.71
   Other earning assets                                   4.64      5.66      8.49
--------------------------------------------------------------------------------------
   Total earning assets                                   7.46      8.01      8.67

Cost of funds
   Interest bearing deposits                              4.53      4.92      4.44
   Other interest bearing liabilities                     5.77      6.17      6.33
   Total interest bearing liabilities                     4.91      5.32      4.90
--------------------------------------------------------------------------------------
   Total interest expense to earning assets               4.55      4.92      4.27
--------------------------------------------------------------------------------------
Net interest margin                                       2.92%     3.09%     4.40%
--------------------------------------------------------------------------------------

During the second quarter of 2001, the prime lending rate decreased by 125 basis points in addition to the 150 basis point decline from the first quarter of this year. This rate change combined with loan pre-payments resulted in a continued decline in yields on loans and securities. The yield on earning assets during the second quarter of 2001 declined 55 basis points from the first quarter of the year while the cost of funds declined 41 basis points over the same period.

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Interest rate risk is the Corporation's primary market risk and results from timing differences in the repricing of assets and liabilities and changes in relationships between rate indices. The Asset/Liability Committee meets regularly and is responsible for reviewing the interest-rate-sensitivity position of the Corporation and establishing policies to monitor and limit exposure to interest rate risk.

Interest rate risk is evaluated by conducting balance sheet simulations to project net interest income for twelve months forward under different interest-rate scenarios. Each of these scenarios is compared with a base case scenario wherein current market rates and current period balances are held constant for the simulation period. The scenarios include immediate "shocks" to current rates of 200 basis points up and down and a "most-likely" scenario in which current rates are moved according to economic forecasts and management's expectations of changes in administered rates.

Results from the most current income simulation model indicate that the Corporation's net interest income would be negatively affected by 5.9% if interest rates immediately decreased by 200 basis points and would basically be unaffected by an immediate 200 basis point increase in interest rates. The most likely scenario (Federal Funds rate decreasing 50 basis points over the first six months of simulation and then remaining flat) produced a 1.9% decrease in net interest income. These are forward-looking statements and actual results could differ.

NON-INTEREST INCOME

Non-interest income for the six months ended June 30, 2001, was $17,657 compared to $9,788 from the same period in 2000. Securities transactions resulted in gains of $5,401 during the first six months of 2001 compared with $509 in the same period of 2000. In addition, a gain of $1,808 from the sale of mortgage servicing was recorded in the first quarter of 2000. Excluding these gains, non-interest income for the six months ended June 30, 2001 totaled $12,256, an increase of $4,785, or 64.0%, compared to the same period of 2000. Non-interest income for the three months ended June 30, 2001 was $10,094 and increased $2,531 from the first quarter of 2001 and $5,717 from the second quarter of 2000.

Service charges on deposit accounts increased $777 or 20.7% during the first half of 2001 compared to the same period one year ago, due to an increased number of deposit accounts, higher activity fees and new fee sources combined with improved efforts to collect a greater percentage of assessed fees. Service charges on deposit accounts for the second quarter of 2001 were $2,374 compared to $2,157 for the first quarter of 2001 and $1,970 for the second quarter of 2000. Other non-interest revenues, excluding the gain from the sale of mortgage servicing, increased $4,008 during the six months ended June 30, 2001 from the comparable period of 2000. Gains from sales of mortgage loans totaled $328 during the first six months of 2001 compared to net losses of $179 for the same period one-year prior due to the strong demand for new and refinanced residential mortgages, subsequently sold in the secondary mortgage market. During the first six months of 2001, the Corporation earned $1,112 from net securities trading account gains, $1,652 from the expiration of interest rate option contracts and $779 from the corporate-owned life insurance program.


Non-Interest Income
---------------------------------------------------------------------------------------------------------
                                                                  Six Months Ended
                                                                      June 30,
                                                                2001             2000           Increase
Service charges on deposit accounts                          $  4,531          $ 3,754           $   777
Trust income                                                    1,152            1,108                44
Other service charges and fees                                  3,923            2,344             1,579
Net securities gains                                            5,401              509             4,892
Other                                                           2,650            2,072               578
---------------------------------------------------------------------------------------------------------
     Total non-interest income                               $ 17,657          $ 9,787           $ 7,870
=========================================================================================================


NON-INTEREST EXPENSE

Non-interest expense increased $6,687, or 22.1%, in the first six months of 2001 compared to the first six months of 2000. Salaries and employee benefits increased $2,816, or 18.2%, for the six-month period in 2001 compared to 2000. The branch purchase and Webster Bancorp acquisition accounted for $1,722 of this increase. The remaining increase is generally due to normal salary increases and related expenses associated with increased business activities. Equipment and occupancy expenses increased 14.8% and 24.4%, respectively, during the first half of 2001 primarily due to the additional banking offices being operated by the Corporation. Communication and transportation expenses and processing expenses increased during the first half of 2001 compared to a year ago due to the conversion of Webster Bancorp to the Corporation's operating systems and increased levels of business activities. Amortization of intangible assets increased $529 during the six months ended June 30, 2001 compared to the same period of 2000 as the AmSouth branch purchase and Webster Bancorp acquisition were accounted for using the purchase method of accounting.


Non-Interest Expense
---------------------------------------------------------------------------------------------------------
                                                                 Six Months Ended
                                                                     June 30,
                                                               2001             2000            Increase
Salaries, wages and other employee benefits                  $ 18,306         $ 15,490           $ 2,816
Professional fees                                               2,120            1,864               256
Equipment expense                                               2,291            1,996               295
Occupancy expense                                               2,254            1,812               442
Amortization of intangible assets                               2,269            1,740               529
Communication and transportation                                2,011            1,340               671
Processing                                                      1,651              824               827
Marketing                                                       1,142            1,092                50
Other                                                           4,750            3,949               801
---------------------------------------------------------------------------------------------------------
     Total non-interest expense                              $ 36,794         $ 30,107           $ 6,687
=========================================================================================================

INCOME TAX EXPENSE

Income tax expense was $6,023 for the six months ended June 30, 2001 compared with $7,230 for the same period in 2000. The effective tax rates were 28.4% and 31.6% for the six months ended June 30, 2001 and 2000, respectively. The decline in the effective tax rate is attributable to an increase in income from tax exempt or tax-preferred sources, including corporate-owned life insurance and dividends on preferred equity securities. Investments in corporate-owned life insurance policies on certain officers generated $481 of additional income during the first six months of 2001 compared to the same period one year ago. Dividend income on preferred equity securities, 70%, of which is excluded from taxation, increased $1,388 during the first half of 2001 compared to the same period of 2000.

FINANCIAL POSITION

Total assets at June 30, 2001 were $3,284,557, an increase of $215,739 compared to $3,068,818 at December 31, 2000. Webster Bancorp added approximately $291,000 in assets at January 31, 2001. Total assets were $2,468,199 at June 30, 2000.

SECURITIES

Total investment securities comprised 30.0% of earning assets at June 30, 2001 compared to 35.0% at December 31, 2000 and 27.8% at June 30, 2000. They represent the second largest earning asset component after loans. Securities increased $272,537 to $914,479 at June 30, 2001 from one year prior, as the Corporation pursued various investment alternatives to employ capital more effectively and enhance revenues while maintaining conservative interest rate and credit risk exposure. The portfolio has continued to shift toward investments in mortgage-backed securities, which generally yield 70-100 basis points more than comparable U.S. Treasury securities. Inherent in mortgage-backed securities is prepayment risk, which occurs when borrowers prepay their obligations due to market fluctuations and rates. Prepayment rates generally can be expected to increase during periods of lower interest rates as some of the underlying mortgages are refinanced at lower rates. Mortgage-backed securities totaled $437,267 at June 30, 2001, $142,653 less than at the end of the first quarter 2001. Mortgage-backed securities totaled $589,419 and $319,683 at December 31, 2000 and June 30, 2000, respectively. The Corporation sold $396,941 of its mortgage-backed securities as prepayment risk associated with these securities began to accelerate.

The amortized cost and fair values of securities available for sale at June 30, 2001 are as follows:


                                                                 Gross            Gross
                                             Amortized         Unrealized       Unrealized        Fair
                                               Cost              Gains            Losses          Value
----------------------------------------------------------------------------------------------------------
U.S. Government agencies                     $ 210,392         $    941          $   483        $ 210,850
Mortgage-backed securities                     430,204            7,092               29          437,267
States & political subdivisions                145,256            3,379              588          148,047
Other securities                               117,145            1,293              123          118,315
----------------------------------------------------------------------------------------------------------
     Total available for sale                $ 902,997         $ 12,705          $ 1,223        $ 914,479
==========================================================================================================

LOANS

Total loans at June 30, 2001, were $1,773,326 compared to $1,689,290 at December 31, 2000, reflecting an increase of $84,036 or 5.0%. The Webster Bancorp acquisition added approximately $164,000 in loans during the first quarter of 2001. Excluding the loans from the Webster Bancorp acquisition, loans at June 30, 2001 decreased $80,591, or 4.3% compared to December 31, 2000. Residential mortgage loans declined over $60 million as consumers have refinanced their mortgages, taking advantage of the lower interest rate environment.

ASSET QUALITY

The allowance for loan losses is the amount which, in management's opinion, is adequate to absorb estimated loan losses as determined by management's periodic evaluation of the loan portfolio. The evaluation by management is based upon a consideration of various factors including growth of the portfolio, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, the results of recent regulatory examinations and economic conditions. Loans that are deemed to be uncollectible are charged to the allowance, while recoveries of previously charged-off amounts are credited to the allowance. A provision for loan losses is charged to operations at levels deemed necessary to provide assurance that the allowance for loan losses is sufficient to absorb estimated losses based on management's periodic evaluation of the factors previously mentioned as well as any other pertinent factors.

The allowance for loan losses was $27,748 at June 30, 2001, representing 1.56% of total loans compared with $25,264 and $25,158 at December 31, 2000 and June 30, 2000, respectively, which represented 1.50% and 1.52% of total loans, respectively. Annualized net charge-offs to average loans was .55% during the first six months of 2001 compared to .23% for the same period of 2000. Net charge-offs in commercial loans increased for the six month period ended June 30, 2001 compared to the same period in 2000 due to generally weaker economic conditions, which had been previously considered in the allowance for loan losses balance. The allowance for loan losses to non-performing loans was 84.32% at June 30, 2001 compared to 68.28% at December 31, 2000 and 74.18% at June 30, 2000.


SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                                       Six Months Ended
                                                           June 30,
                                                      2001           2000
--------------------------------------------------------------------------------
Beginning Balance                                   $ 25,264       $ 25,155
Allowance associated with purchase acquisitions        4,018           --
Loans charged off                                     (5,662)        (2,662)
Recoveries                                               738            752
Provision for loan losses                              3,390          1,913
--------------------------------------------------------------------------------
Ending Balance                                      $ 27,748       $ 25,158
================================================================================

Percent of total loans                                  1.56%          1.52%
================================================================================

Annualized % of average loans:
        Net charge-offs                                 0.55%          0.23%
        Provision for loan losses                       0.38%          0.23%


As of June 30, 2001 total non-performing assets decreased $2,777 from December 31, 2000 due to the resolution of several credits totaling $6,434, previously classified as non-performing. Non-performing loans, consisting of nonaccrual, restructured and 90 days or more past due loans, were 1.86%, 2.19% and 2.04% of total loans at June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

Listed below is a comparison of non-performing assets.


                                     June 30,    December 31,     June 30,
                                       2001         2000            2000
--------------------------------------------------------------------------
Nonaccrual loans                     $30,027      $33,079        $30,288
Restructured loans                      --            160          1,236
90 days or more past due loans         2,882        3,760          2,392
--------------------------------------------------------------------------
  Total non-performing loans          32,909       36,999         33,916
Other real estate owned                2,835        1,522          1,203
--------------------------------------------------------------------------
   Total non-performing assets       $35,744      $38,521        $35,119
--------------------------------------------------------------------------

DEPOSITS

Total deposits were $2,118,714 at June 30, 2001, compared to $1,871,036 and $1,635,197 at December 31, 2000 and June 30, 2000, respectively. Total non-interest-bearing deposits increased $32 and interest-bearing deposits increased $247,678 from December 31, 2000. Approximately $248,000 of deposits were acquired from Webster Bancorp, of which $12,000 were non-interest-bearing and $236,000 were interest-bearing. Customer preferences continued to shift to money market and interest-bearing demand accounts during the declining rate environment experienced during the first six months of 2001. Adjusted for the Webster Bancorp acquisition, NOW and money market account balances have increased by $10,371 and $38,326 since December 31, 2000, respectively, while certificates of deposit have decreased $40,019 during the same period.

SHORT-TERM AND OTHER BORROWINGS

Short-term and other borrowings consist principally of federal funds purchased, repurchase agreements and Federal Home Loan Bank (FHLB) advances. Repurchase agreements and FHLB advances were $253,283 and $567,386, respectively, at June 30, 2001 compared to $380,435 and $511,303, respectively, at December 31, 2000. The Corporation took advantage of the declining interest rate environment, converting a portion of its borrowing from variable rate repurchase agreements to fixed-rate FHLB advances. The increase in deposits, as described above, also allowed the Corporation to reduce its reliance on funding from repurchase agreements.

SHAREHOLDERS' EQUITY

The Corporation and its subsidiary bank have capital ratios that substantially exceed all regulatory requirements. The Corporation's regulatory capital ratios are shown below.

                                              Minimum
                                           Requirements     June 30, 2001      December 31, 2000     June 30, 2000
--------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk-Weighted Assets)       8.00%             10.53%               10.59%              15.09%

Tier 1 Capital (to Risk-Weighted Assets)      4.00%              9.30%                9.34%              13.84%

Tier 1 Capital (to Average Assets)            4.00%              6.34%                6.44%               9.82%



LIQUIDITY AND CAPITAL RESOURCES

The Corporation and its banking subsidiary require sufficient liquidity to make new loans, to accommodate possible outflows of deposits, to repay borrowings at maturity, and to take advantage of attractive investment opportunities. Primary sources of liquidity have been federal funds sold and securities available for sale. Liquidity is also available through federal funds purchased, repurchase agreements, Federal Home Loan Bank advances and brokered deposits. The Corporation and its subsidiaries have adequate liquidity to meet their operating needs.

Integra Bank Corporation (parent company) obtains liquidity from the receipt of dividends and fees from its subsidiary bank, money market deposits and securities available for sale. As a supplemental source of liquidity, the Corporation entered into a $50 million line of credit agreement with a group of lenders, which matures on June 28, 2002. The Corporation plans to draw on this line as required for general corporate purposes including possible acquisitions.

On July 18, 2001, the Corporation issued $18 million of Floating Rate Capital Securities as a participant in a Pooled Trust Preferred Fund. This issue will mature in 30 years and provides the Corporation with funds for general corporate purposes. Management believes that the parent company has sufficient liquidity to meet its cash needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures are presented in the Net Interest Income section of Management's Discussion and Analysis.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Corporation and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a materially adverse effect on the financial position or on the results of operations of the Corporation and its subsidiaries.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS              Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                        Not Applicable

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                                                 Not Applicable

ITEM 5.   OTHER INFORMATION                                      Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following exhibits are submitted herewith:

4(a) Rights Agreement, dated July 18, 2001, between Integra Bank Corporation and Integra Bank NA, as Rights Agent. The Rights Agreement includes the form of Articles of Amendment setting forth terms of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated herein by reference to Exhibit 1 to the Corporation's Current Report on Form 8-K dated July 18,2001).

 10 - First Amendment to Credit Agreement dated June 29, 2001 between Integra
      Bank Corporation, Bank One, N.A., The Northern Trust Company and Firstar Bank N.A.

Reports on Form 8-K:

A report on Form 8-K dated July 18, 2001 was filed regarding the Corporation's adoption of a shareholders' rights plan.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INTEGRA BANK CORPORATION

                                           By  /s/ James E. Adams
                                              ---------------------------------
                                              Executive Vice President and
                                              Chief Financial Officer
                                              August 10, 2001